Form 10-Q
period 1995-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1995-05-12
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1995 or



       Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from        to

Commission file number    0-7239



                          MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                    (Exact name of registrant as specified in its charter)



            Michigan                                          38-6258639
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


6100 Glades Road, Suite 205
Boca Raton, Florida                                             33434
(Address of principal executive offices)                     (Zip Code)



                                     (407) 487-6700
                     (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  x   No

                               MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                        COMMISSION FILE NUMBER 0-7239
                                                  FORM 10-Q
                                                March 31, 1995


PART I.    FINANCIAL INFORMATION:


  Item 1.  Financial Statements

           Statements of Financial Condition, as of March 31, 1995
                 (Unaudited) and December 31, 1994.............................3

           Statements of Operations, for the three months
                 ended March 31, 1995 and 1994 (Unaudited).....................4

           Statements of Cash Flows, for the three months ended
                 March 31, 1995 and 1994 (Unaudited)...........................5

           Notes to Financial Statements (Unaudited)...........................6


  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................7


PART II.   OTHER INFORMATION:


 Item 6.  Exhibits and Reports on Form 8-K.....................................8

ITEM 1.  FINANCIAL STATEMENTS

                               MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                    (a Michigan limited partnership)
                                    STATEMENTS OF FINANCIAL CONDITION
                                               (Unaudited)
                                                 March 31,        December 31,
                                                   1995               1994
           ASSETS
Investment in real estate
   Land                                       $  2,462,149       $  2,426,149
   Land improvements                               315,017            315,017
   Buildings and improvements                   11,466,660         11,408,970
                                                14,207,826         14,150,136

      Less accumulated depreciation              8,091,532          7,934,984

        Net investment in real estate            6,116,294          6,215,152

Wrap-around mortgage notes receivable            1,888,925          1,969,157
Less unamortized discount                         (333,840)          (414,072)
Allowance for losses on wrap-around mortgage
   notes receivable                               (655,318)          (655,318)

                                                   899,767            899,767
Other assets
   Cash                                              3,253             79,047
   Investments, at costs which
     approximates market                         2,331,130          3,122,975
   Accounts receivable                              37,024             20,675
   Replacement and repair reserves                  46,377             45,086
   Prepaid insurance and property taxes             87,234            129,957
   Escrow deposits and other assets                163,590             89,829
   Deferred charges, net of acc. amortization
     of $15,386 and $13,573, respectively           82,853             83,416

          Total other assets                     2,751,461          3,570,985

           Total assets                        $ 9,767,522       $ 10,685,904

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                         $ 4,539,919       $  4,743,039
Accounts payable                                    88,917             72,734
Accrued liabilities                                112,457            153,346
Accrued liabilities to affiliates                   19,050             18,469
Tenants' security deposits and other
    liabilities                                    132,079            132,684
Unfunded distributions payable                       -                655,610

           Total liabilities                     4,892,422          5,775,882

Partners' capital
  Limited Partners, 30,000 units                 4,867,220          4,902,113
  General Partner,   1,594 units                   721,580            721,609
          Less subscriptions receivable           (713,700)          (713,700)

        Total Partner's capital                  4,875,100          4,910,022

              Total liabilities and
                Partners' capital              $ 9,767,522       $ 10,685,904

                            MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                    (a Michigan limited partnership)
                                        STATEMENTS OF OPERATIONS
                                               (Unaudited)




                                                       Three Months Ended
                                                            March 31,

                                                  1995                  1994

Revenues
   Rents and other tenant charges             $1,020,654          $  1,017,111
   Interest on wrap-around mortgage
     notes receivable                             80,232                80,232
   Other interest                                 66,270                50,737

                                               1,167,156             1,148,080

Expenses
   Maintenance, custodial salaries
     and related expenses                         95,018                97,713
   Real estate management fees                    55,970                56,706
   Mortgage servicing fee                          1,503                 1,603
   Property taxes                                 69,741                69,741
   Depreciation and amortization                 158,361               203,034
   Insurance                                      34,644                35,370
   Utilities                                     232,521               240,200
   Repairs and maintenance                       163,266               143,294
   Legal and accounting                           11,486                 6,274
   Interest                                      108,035               151,931
   Administrative and other                       81,969                77,462

                                               1,012,514             1,083,328

     Income from existing assets                 154,642                64,752

     Income from sold properties                   -                    75,689
     Income from operations                      154,642               140,441

     Gain on sale of real estate                   -                   115,879

          Net income                          $  154,642            $  256,320



Allocated to
   Limited partners, 30,000 units             $  154,467            $  256,030
   General partners,  1,594 units                    175                   290

                                              $  154,642            $  256,320
Net income per partnership unit
   based on 30,034 Partnership
     units outstanding                        $     5.15            $     8.53

                             MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                    (a Michigan limited partnership)
                                        STATEMENTS OF CASH FLOWS



                                                     Three Months Ended
                                                          March 31,

                                                    1995              1994

Operating Activities

  Net income                                   $   154,642       $   256,320
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     (Increase) in deferred interest income          -               (16,200)
     Amortization of discount on mortgage
       notes receivable                            (80,232)          (80,232)
     Depreciation                                  156,548            70,807
     Gain on sale                                    -              (115,879)

   Decrease (increase) in deferred charges             563           (17,731)
   Increase (decrease) in accounts receivable      (16,349)            9,183
   Decrease in prepaid expenses                     42,723            57,633
   (Increase) decrease in escrow deposits          (73,761)            5,751
   Increase in replacement and repair reserves      (1,291)              -
   Increase (decrease) in accounts payable          16,183            (4,464)
   Increase in accrued liabilities to affiliates       581               -
   (Decrease) increase in accrued liabilities      (40,889)           65,534
   Decrease in security deposits                      (605)          (38,352)
   Decrease in unfunded distributions payable     (655,610)              -

        Net cash (used in) provided by
          operating activities                    (497,497)          192,370


Investing Activities

   Proceeds from sale of properties                   -            3,205,000
   Capital improvements to real estate             (57,690)         (102,407)
   Payments received on wrap-around mortgage
     notes receivable                               80,232            80,232

          Net cash provided by investing
            activities                              22,542         3,182,825


Financing Activities

   Distribution to partners                       (189,564)             -
   Mortgage notes payoff - Old Town Villa             -             (918,768)
   Principal payments on mortgage notes payable   (203,120)         (234,532)

        Net cash used in financing activities     (392,684)       (1,153,300)

   (Decrease) increase in cash and cash
     equivalents                                  (867,639)        2,221,895
   Cash and cash equivalents - January 1         3,202,022         1,599,895

   Cash and cash equivalents - March 31        $ 2,334,383       $ 3,821,790

                     MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                             (a Michigan limited partnership)
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)


The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.


Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation of 1995 results of operations.

                      MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                             (a Michigan limited partnership)
                                      March 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on the Partnership's three residential apartment complexes, collections on mortgage notes received upon sale of certain of the Partnership's properties and protection of the Partnership's mortgage interest in such sold properties.

The Partnership's total revenues increased $19,076 or 2% during the first quarter of 1995 as compared with the same period of the prior year. There was a $15,533 or 31% increase in other interest due primarily to increased interest on investments as a result of higher invested balances.

Total expenses decreased $70,814 or 7% for the period ending March 31, 1995 as compared to the same period of the prior year. Depreciation and amortization costs decreased $44,673 or 22% due primarily to the tangible personal property at Greenhaven Village Apartments having become fully depreciated. Interest expense decreased $43,896 or 29% as a result of continued amortization of the mortgage notes payable principal balances.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction of cash flow, management closely monitors the Partnership's cash position and, when necessary, reserves adequate funds to continue to operate the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance as to continued collections on the existing mortgage notes or the continued performance of the Partnership's rental properties. Unanticipated collection problems on the existing notes, or a decline in the performance of the Partnership's rental properties, could have a negative effect upon the long-term liquidity of the Partnership. Funds in excess of required reserves resulted in a distribution of $189,564 or $6.00 per partnership unit being paid during the quarter ended March 31, 1995.

                             MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                    (a Michigan limited partnership)
                                             March 31, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

         (b) No report on Form 8-K has been filed during the quarter ended March 31, 1995.




                                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MULTIVEST REAL ESTATE FUND, LTD.,
                                      Series V, a Michigan Limited
                                      Partnership,
                                                (Registrant)

                                      By:   MULTIVEST REAL ESTATE, INC.
                                            a Delaware corporation
                                      Its:  Corporate General Partner

                                            RICHARD L. DAVIS

Date: May 12, 1995                          Richard L. Davis
                                            President -
                                            Chief Executive Officer

                                            JOHN J. KAMMERER


Date: May 12, 1995                          John J. Kammerer
                                            Principal Accounting Officer