Form 10-Q/A
period 1995-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1995-06-29
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                     FORM 10-Q AMENDMENT 1


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




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

         (a) Exhibits:
             (i) Exhibit 27 - Financial Data Schedule


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


                                      MULTIVEST REAL ESTATE FUND, LTD.,
                                      Series V, a Michigan Limited
                                      Partnership,
                                                (Registrant)

                                      By:   MULTIVEST REAL ESTATE, INC.
                                            a Delaware corporation
                                      Its:  Corporate General Partner

                                            RICHARD L. DAVIS

Date: June 26, 1995                          Richard L. Davis
                                            President -
                                            Chief Executive Officer

                                            JOHN J. KAMMERER


Date: June 26, 1995                          John J. Kammerer
                                            Principal Accounting Officer