Form 10-Q
period 1995-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1995-08-14
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1995 or



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


                                                        Yes x     No

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                COMMISSION FILE NUMBER 0-7239
                                           FORM 10-Q
                                         June 30, 1995




PART I.   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Statements of Financial Condition, as of June 30, 1995
               (Unaudited) and December 31, 1994.............................3

          Statements of Operations, for the three months and the six months ended June 30, 1995 and 1994 (Unaudited)......................4

          Statements of Cash Flows, for the six months ended
               June 30, 1995 and 1994 (Unaudited)............................5

          Notes to Financial Statements (Unaudited)..........................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K...................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)
                                               June 30,        December 31,
                                                 1995               1994
                                              (Unaudited)
           ASSETS
Investment in real estate
  Land                                       $  2,426,149      $  2,426,149
  Land improvements                               315,017           315,017
  Buildings and improvements                   11,537,109        11,408,970

                                               14,278,275        14,150,136
      Less accumulated depreciation             8,246,278         7,934,984
        Net investment in real estate           6,031,997         6,215,152

Wrap-around mortgage notes receivable           1,808,693         1,969,157
Less unamortized discount                        (253,608)         (414,072)
Allowance for losses on wrap-around mortgage
  notes receivable                               (655,318)         (655,318)

                                                  899,767           899,767
  Other assets
  Cash                                              1,859            79,047
  Investments, at costs which
    approximates market                         2,430,042         3,122,975
  Accounts receivable                              17,259            20,675
  Replacement and repair reserves                  47,330            45,086
  Prepaid insurance and property taxes             63,659           129,957
  Escrow deposits and other assets                237,849            89,829
  Deferred charges net of accumulated
    amortization of $17,199 and
    $13,573, respectively                          81,040            83,416

         Total other assets                     2,879,038         3,570,985

           Total assets                      $  9,810,802      $ 10,685,904

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                        $ 4,331,923      $  4,743,039
Accounts payable                                   82,952            72,734
Accrued liabilities                               196,932           153,346
Accrued liabilities to affiliates                  18,363            18,469
Tenants' security deposits and other
   liabilities                                    137,351           132,684
Unfunded distributions payable                       -              655,610

          Total liabilities                     4,767,521         5,775,882

Partners' capital
  Limited Partners, 30,000 units                5,035,211         4,902,113
  General Partners,  1,594 units                  721,770           721,609
           Less subscriptions receivable         (713,700)         (713,700)

        Total Partners' capital                 5,043,281         4,910,022

            Total liabilities and
              Partners' capital               $ 9,810,802      $ 10,685,904

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)





                                      Three Months Ended     Six Months Ended
                                          June 30,              June, 30,

                                      1995          1994     1995         1994

Revenues
  Interest on wrap-around
    mortgage notes receivable    $   80,232    $   80,232 $  160,464 $  160,464
  Rents and other tenant charges  1,031,312     1,005,609  2,051,966  2,022,720
  Other income                       88,185       185,332    154,455    236,068

                                  1,199,729     1,271,173  2,366,885  2,419,252

Expenses
  Maintenance, custodial salaries
    and related expenses             93,008        91,827    188,026    189,539
  Real estate management fee         56,171        54,852    112,141    111,557
  Mortgage servicing fee              1,478         1,578      2,981      3,181
  Property taxes                     69,741        69,741    139,482    139,482
  Depreciation and amortization     156,559       204,920    314,921    407,954
  Insurance                          34,644        35,370     69,288     70,740
  Utilities                         236,494       226,311    469,016    466,510
  Repairs and maintenance           180,619       174,076    343,885    317,370
  Legal and accounting                4,580         6,334     16,066     12,608
  Interest                          103,159       125,088    211,194    277,020
  Administrative and other           95,094        91,897    177,062    169,362

                                  1,031,547     1,081,994  2,044,062  2,165,323

Income from existing assets         168,182       189,179    322,823    253,929
Income from disposed properties       -            45,551      -        140,234


Income from operations              168,182       234,730    322,823    394,163

Gain on sale of real estate           -           264,764      -        361,651

      Net income                 $  168,182    $  499,494 $  322,823 $  755,814




Allocated to
  Limited partners, 30,000 units $  167,992    $  498,929 $  322,458 $  754,958
  General partners,  1,594 units        190           565        365        856

                                 $  168,182    $  499,494 $  322,823 $  755,814

Net income per limited
  partnership unit based
  on 30,034 average units
  outstanding                    $     5.60    $    16.63 $    10.75  $   25.17

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                             (a Michigan limited partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                          Six Months
                                                         Ended June 30,

                                                      1995             1994
Operating Activities

  Net income                                     $   322,823      $   755,814
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    (Increase) in deferred interest income             -              (32,400)
    Depreciation                                     311,294          237,879
    Amortization of discount on mortgage note
      receivable                                    (160,464)        (160,335)
    Gain on sale                                       -             (361,651)

  Decrease (increase) in deferred charges              2,376          (91,502)
  Decrease in accounts receivable                      3,416           42,727
  Decrease in prepaid expenses                        66,298           74,579
  Increase in escrow deposits                       (148,020)        (130 511)
  Increase in replacement and repair reserves         (2,244)           -
  Increase (decrease) in accounts payable             10,218          (18,978)
  Increase (decrease) in accrued liabilities          43,586          (45,509)
  Increase (decrease) in security deposits             4,667          (46,015)
  Decrease in accrued liabilities to affiliates         (106)           -
  Decrease in unfunded distributions payable        (655,610)           -

      Net cash (used in) provided by operating
        activities                                  (201,766)         224,098

Investing Activities

  Proceeds from sale of properties                     -            4,705,000
  Capital improvements to real estate               (128,139)        (186,846)
  Payments received on wrap-around
    mortgage notes receivable                        160,464          160,464

      Net cash provided by investing activities       32,325        4,678,618

Financing Activities

  Distributions to Partners                         (189,564)      (2,022,016)
  Funds received on Rock Island refinancing            -            2,100,000
  Payoff of Rock Island mortgage note payable          -           (2,096,744)
  Mortgage notes payoffs on sold properties            -             (989,843)
  Principal payments on mortgage notes payable      (411,116)        (436,410)

      Net cash used in financing activities         (600,680)      (3,445,013)

  (Decrease) increase in cash and cash equivalents  (770,121)       1,457,703
  Cash and cash equivalents - January 1            3,202,022        1,599,895

  Cash and cash equivalents - June 30            $ 2,431,901      $ 3,057,598

                       MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                             (a Michigan limited partnership)
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)




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



Subsequent Events

On May 5, 1995, the Fort Worth, Texas area suffered a severe hailstorm. As a result of this storm, Manitoba Apartments sustained structural damage including roof damage and broken windows. It is anticipated that insurance proceeds will be sufficient to cover the cost of repairs.

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                             (a Michigan limited partnership)
                                       June 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered around the Partnership's three residential apartment complexes, collection on mortgage notes received upon sale of certain of the Partnership's properties and protection of the Partnership's mortgage interest in such sold properties.

The Partnership's total revenues decreased $71,444 or 6% for the three month period ended June 30, 1995, and by $52,367 or 2% for the six months ended
June 30, 1995, as compared to the same periods of the prior year. Other income decreased for both periods by $97,147 or 52%, and $81,613 or 35%, due primarily to the recognition, during 1994, of interest on General Partner notes.

Total expenses decreased $50,447 of 5%, and $121,261 or 6% for the three and six month periods ended June 30, 1995, as compared to the same periods of the prior year. Depreciation and amortization costs decreased $48,361 or 24% for the three months, and $93,033 or 23% for the six months ended June 30, 1995, due primarily to the tangible personal property at Greenhaven Village Apartments having become fully depreciated. Interest expense decreased $21,929 or 18% and $65,826 or 24% for the three and six month periods, respectively, as compared to the same periods of the prior year as a result of continued principal amortization of the Partnership's mortgage notes payable.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction of cash flow, management closely monitors the Partnership's cash position and, when necessary, reserves adequate funds to continue to operate the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis through its cash flow and reserve policies. However, there can be no assurance as to continued collections on the existing mortgage notes or the continued performance of the Partnership's rental properties. Unanticipated collection problems on the existing notes, or a decline in the performance of the Partnership's rental properties, could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $189,564 or $6.00 per unit being paid during the six months ended June 30, 1995.

                     MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                          (a Michigan limited partnership)
                                    June 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

    (a) Exhibits:
        (i) Exhibit 27 - Financial Data Schedule


    (b) No report on Form 8-K has been filed during the quarter ended June 30, 1995.




                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       SERIES V, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner



Date: August 14, 1995                        RICHARD L. DAVIS

                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer





Date: August 14, 1995                        JOHN J. KAMMERER

                                             John J. Kammerer
                                             Principal Accounting Officer