Form 10-Q
period 1995-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1995-11-13
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1995 or



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


                                                             Yes   x    No

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                 COMMISSION FILE NUMBER 0-7239
                                           FORM 10-Q
                                      September 30, 1995




PART I.   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Statements of Financial Condition, as of September 30, 1995
               (Unaudited) and December 31, 1994...............................3

          Statements of Operations, for the three months and the nine months ended September 30, 1995 and 1994 (Unaudited)...................4

          Statements of Cash Flows, for the nine months ended
               September 30, 1995 and 1994 (Unaudited).........................5

          Notes to Financial Statements (Unaudited)............................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.....................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)
                                         September 30,        December 31,
                                             1995                1994
                                          (Unaudited)
           ASSETS
Investment in real estate
  Land                                      $  2,426,149      $  2,426,149
  Land improvements                              315,017           315,017
  Buildings and improvements                  11,583,709        11,408,970

                                              14,324,875        14,150,136
      Less accumulated depreciation            8,400,545         7,934,984
        Net investment in real estate          5,924,330         6,215,152

Wrap-around mortgage notes receivable             -              1,969,157
Less unamortized discount                         -               (414,072)
Allowance for losses on wrap-around mortgage
  notes receivable                                -               (655,318)

                                                  -                899,767
Other assets
  Cash                                             3,603            79,047
  Investments, at costs which
    approximates market                        4,096,818         3,122,975
  Accounts receivable                             75,614            20,675
  Replacement and repair reserves                 44,491            45,086
  Prepaid insurance and property taxes            22,644           129,957
  Escrow deposits and other assets               311,609            89,829
  Deferred charges net of accumulated
   amortization of $17,199 and
   $13,573, respectively                          79,227            83,416

         Total other assets                    4,634,006         3,570,985

           Total assets                     $ 10,558,336      $ 10,685,904

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 3,940,787      $  4,743,039
Accounts payable                                  80,151            72,734
Accrued liabilities                              262,383           153,346
Accrued liabilities to affiliates                 18,824            18,469
Tenants' security deposits and other
   liabilities                                   143,345           132,684
Unfunded distributions payable                      -              655,610

          Total liabilities                    4,445,490         5,775,882

Partners' capital
  Limited Partners, 30,000 units               6,103,565         4,902,113
  General Partners,  1,594 units                 722,981           721,609
           Less subscriptions receivable        (713,700)         (713,700)

        Total Partners' capital                6,112,846         4,910,022

            Total liabilities and
              Partners' capital             $ 10,558,336      $ 10,685,904

                          MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)





                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,

                               1995        1994           1995         1994

Revenues

  Rents and other tenant
    charges              $ 1,063,906   $ 1,030,811    $ 3,115,872  $ 3,053,531
  Other income                95,652       168,584        250,107      404,652

                           1,159,558     1,199,395      3,365,979    3,458,183

Expenses
  Maintenance, custodial
    salaries and related
    expenses                  93,453        98,014        281,479      287,553
  Real estate management fee  55,432        54,836        167,573      166,393
  Property taxes              69,741        69,741        209,222      209,222
  Depreciation and
    amortization             156,080       204,423        471,000      612,377
  Insurance                   34,644        35,910        103,932      106,650
  Utilities                  249,545       243,831        718,561      710,340
  Repairs and maintenance    182,986       178,565        526,870      495,935
  Legal and accounting           617         7,680         16,683       16,099
  Interest                    93,523       104,427        292,160      364,769
  Administrative and other    87,615        78,575        264,636      247,871

                           1,023,636     1,076,002      3,052,116    3,217,209

Income from existing assets  135,922       123,393        313,863      240,974
Operations of disposed
  properties                  48,520      (370,235)       193,404     (100,518)


Income (loss) from
  operations                 184,442      (246,842)       507,267      140,456
Gain on sale of properties
  and note payoffs           885,121     4,356,201        885,121    4,724,719

      Net income         $ 1,069,563   $ 4,109,359    $ 1,392,388  $ 4,865,175



Allocated to
  Limited partners,
    30,000 units         $ 1,068,352   $ 4,104,707    $ 1,390,812  $ 4,859,667
  General partners,
     1,594 units               1,211         4,652          1,576        5,508

                         $ 1,069,563   $ 4,109,359    $ 1,392,388  $ 4,865,175

Net income per limited
  partnership unit based
  on 30,034 average
  units outstanding      $     35.61   $    136.82    $     46.36  $    161.99

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                             (a Michigan limited partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                             Nine  Months
                                                          Ended September 30,


                                                        1995             1994
Operating Activities

  Net income                                      $  1,392,388     $  4,865,175
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Decrease in deferred interest income                 -            1,096,200
    Depreciation                                       465,561          435,450
    Amortization of discount on mortgage note
      receivable                                      (213,952)        (240,696)
    Gain on sale                                      (885,121)      (4,724,719)

  Decrease (increase) in deferred charges                4,189          (96,298)
  (Increase) decrease in accounts receivable           (54,939)          38,494
  Decrease in prepaid expenses                         107,313           86,386
  Increase in escrow deposits                         (221,780)        (179,984)
  Decrease in replacement and repair reserves              595            -
  Increase (decrease) in accounts payable                7,417          (53,797)
  Increase in accrued liabilities                      109,037           23,192
  Increase (decrease) in security deposits              10,661          (49,512)
  Decrease in accrued liabilities to affiliates            355            -
  Decrease in unfunded distributions payable          (655,610)           -

      Net cash provided by operating
        activities                                      66,114        1,199,891

Investing Activities

  Proceeds from sale of properties                   1,784,883       11,905,000
  Capital improvements to real estate                 (174,734)        (222,671)
  Payments received on wrap-around
    mortgage notes receivable                          213,952          240,696

      Net cash provided by investing activities      1,824,101       11,923,025

Financing Activities

  Distributions to Partners                           (189,564)      (3,317,370)
  Funds received on Rock Island refinancing              -            2,100,000
  Payoff of Rock Island mortgage note payable            -           (2,096,744)
  Mortgage notes payoffs on sold properties              -           (3,378,263)
  Principal payments on mortgage notes payable        (802,252)        (630,122)

      Net cash used in financing activities           (991,816)      (7,322,499)

  Increase in cash and cash equivalents                898,399        5,800,417
  Cash and cash equivalents - January 1              3,202,022        1,599,895

  Cash and cash equivalents - September 30         $ 4,100,421      $ 7,400,312

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


Reclassifications

Certain reclassifications have been made in the 1994 and 1995 financial statements to conform to the presentation of 1995 results of operations.

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                             (a Michigan limited partnership)
                                    September 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered around the Partnership's three residential apartment complexes.

The Partnership's total revenues decreased $39,837 or 3% for the three month period ended September 30, 1995, and by $92,204 or 3% for the nine months ended September 30, 1995, as compared to the same periods of the prior year. Other income decreased for both periods in 1995 by $72,932 or 43%, and $154,545 or 38%, respectively, due primarily to the interest income recognition, during 1994, on General Partner notes.

Total expenses decreased $52,366 or 5%, and $165,093 or 5% for the three and nine month periods ended September 30, 1995, respectively, as compared to the same periods of the prior year. Depreciation and amortization costs decreased $48,343 or 24% for the three months, and $141,377 or 23% for the nine months ended September 30, 1995, due primarily to the tangible personal property at Greenhaven Village Apartments having become fully depreciated. Interest expense decreased $10,904 or 10% and $72,609 or 20% for the three and nine month periods, respectively, as compared to the same periods of the prior year as a result of continued principal amortization of the Partnership's mortgage notes payable.

On May 5, 1995, the Fort Worth, Texas area suffered a severe hailstorm. As a result of this storm, Manitoba Apartments sustained structural damage including roof damage, interior damage, and broken windows. It is anticipated that insurance proceeds will be substantially sufficient to cover the cost of repairs.

On August 31, 1995, the Partnership received $1,571,039 in repayment of the Royal Oak Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal due on the wrap-around mortgage note receivable ($1,784,883) and; (b) the remaining principal and accrued interest on the underlying mortgage note payable with respect to this property ($213,844). The Partnership recognized gain of $885,121 on payoff of this note.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction of cash flow, management closely monitors the Partnership's cash position and, when necessary, reserves adequate funds to continue to operate the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis through its cash flow and reserve policies. However, there can be no assurance as to the continued performance of the Partnership's rental properties. An unanticipated decline in the performance of the Partnership's rental properties, could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $189,564 or $6.00 per unit being paid during the nine months ended September 30, 1995.

                     MULTIVEST REAL ESTATE FUND, LTD. SERIES V
                          (a Michigan limited partnership)
                                 September 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits:
              (i) Exhibit 27 - Financial Data Schedule


          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1995.




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


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       SERIES V, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: November 13, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: November 13, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer