Form 10-K
period 1995-12-31
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1996-03-29
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or



   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


Commission file number    0-7239



                  MULTIVEST REAL ESTATE FUND, LTD. SERIES V
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


                                           Yes   X    No

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                  FORM 10-K

                                    INDEX
PART I                                                                  Page

Item 1     Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2     Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  7
Item 4     Submission of Matters To a Vote of Security Holders . . . . .  7

PART II

Item 5     Market for Registrant's Partnership Units
             and Related Security Holder Matters . . . . . . . . . . . .  7
Item 6     Selected Financial Data . . . . . . . . . . . . . . . . . . .  8
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .  9
Item 8     Financial Statements and Supplementary Data . . . . . . . . . 11
           (a)   Independent Auditors' Report. . . . . . . . . . . . . . 12
           (b)   Statements of Financial Condition, as of
                 December 31, 1995 and 1994. . . . . . . . . . . . . . . 13
           (c)   Statements of Operations, for each of the years
                 in the three year period ended December 31, 1995 . . .  14
           (d)   Statements of Changes in Partners' Capital, for each
                 of the years in the three year period ended
                 December 31, 1995 . . . . . . . . . . . . . . . . . . . 15
           (e)   Statements of Cash Flows, for each of the years
                 in the three year period ended December 31, 1995. . . . 16
           (f)   Notes to Financial Statements . . . . . . . . . . . . . 17
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . 30

PART III

Item 10    Directors and Executive Officers of the Registrant. . . . . . 30
Item 11    Executive Compensation. . . . . . . . . . . . . . . . . . . . 30
Item 12    Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . . . . . . . 31
Item 13    Certain Relationships and Related Transactions. . . . . . . . 32

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . 34

           Financial information of properties securing mortgage loans is not included because the registrant has no contractual right to the information and cannot otherwise practicably obtain the information.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                  FORM 10-K


                                    PART I


ITEM 1  BUSINESS

Formation of the Partnership

The registrant, MultiVest Real Estate Fund, Ltd., Series V ("Partnership"), is a Michigan limited partnership which was formed in 1973 primarily for the purpose of investing in, operating and disposing of improved real estate. The Partnership is operated by its (corporate) general partner, MultiVest Real Estate, Inc., a Delaware corporation ("General Partner").

The Partnership invested its funds in apartment complexes, which the General Partner considered to have a potential for profit either through income or gain on resale. The Partnership also attempted to provide tax shelter benefits for participants when feasible within the primary investment objective.

Dissolution of the Partnership

In 1981, the Limited Partners of the Partnership voted for the orderly termination and dissolution of the Partnership. The General Partner is proceeding with such dissolution pursuant to the Partnership's Agreement of Limited Partnership ("Partnership Agreement"). The three properties (Manitoba Apartments, Greenhaven Village Apartments and Rock Island Apartments) owned and operated by the Partnership are presently on the market for sale.

Summary of Business Operations for the Year Ended December 31, 1995

The operations of the Partnership consist of the ownership and management of three apartment complexes. The Partnership owns Greenhaven Village Apartments (Addison, Texas), Manitoba Apartments (Fort Worth, Texas) and Rock Island Apartments (Irving, Texas).

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V

The wrap-around mortgage held by the Partnership on Royal Oak Apartments was repaid on August 31, 1995 in the net amount of $1,571,039. As the result of the mortgage repayment, the Partnership made a cash distribution to the Partners totaling $2,037,813.00 or $64.50 per Partnership unit for the quarter ended September 30, 1995. That cash distribution also included a significant portion of the cash reserves held by the Partnership. For further information concerning the 1995 repayment of the mortgage note on Royal Oak Apartments, see Note 4 of Notes to Financial Statements.

The sources of operating income for the Partnership consist of interest earned on funds held in reserve pursuant to the Partnership Agreement and income from the operations and/or sales of the Partnership's apartment complexes. At December 31, 1995, the Partnership had 24 employees.

For further information regarding the 1995 operations of the Partnership, see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Future Business Operations of the Partnership

The General Partner anticipates continuation of the dissolution and winding up of the Partnership and that the cash flow (if any) for any future distributions to the Partners will be produced from (1) the operations of the Partnership's remaining apartment complexes; and/or (2) proceeds received from the sale of the Partnership's remaining properties.

Conflicts of Interest

The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its affiliates. These conflicts involve:

1.  Competition by the Partnership with Other Partnerships for Management
    Services: The General Partner serves as a general partner in three other limited partnerships, all of which were formed to engage in similar businesses as the Partnership two of which are presently being wound up and liquidated. The General Partner may have conflicts of interest in allocating management time, services and functions among the various Partnerships and any future Partnerships and other entities which may be organized. However, the General Partner believes that it has sufficient staff to be fully capable of discharging its responsibilities to each partnership and other entity.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V

2. Liability of General Partner to Other Partnerships: The General Partner is generally liable for the Partnership's recourse obligations, to the extent not paid by the Partnership. Because the General Partner is a general partner in other limited partnerships, creditors of any of the partnerships could seek to realize on the assets of the General Partner if that partnership's assets were insufficient to satisfy its debts. Should the General Partner at any time have insufficient assets to meet such obligations, the General Partner could face conflicts of interest with regard to the manner in which its assets are distributed to meet the obligations.

3. Real Estate Commissions and Other Commissions Earned by Affiliates: To the extent the Partnership sells any properties, modifies or refinances any indebtedness or requires a construction manager, the Partnership may pay real estate and loan brokerage commissions thereon to brokers or construction management fees to the construction manager, including an affiliate of the General Partner, subject to such restrictions and upon such terms as are provided under the Partnership Agreement.

4. Provision for Property Management and Mortgage Servicing Services for the Partnership by an Affiliate: An affiliate of the General Partner performs property management and mortgage servicing services for the Partnership. In the opinion of the General Partner, such affiliate is engaged in accordance with the Partnership Agreement on terms which are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership from unaffiliated persons.

5. Provision for Legal Services: The firm of Honigman Miller Schwartz and Cohn is counsel to the Partnership. It also is counsel to the General Partner and its corporate affiliates. As such, it provides legal services to the Partnership in connection with its operations, real property investments and related matters at its usual rate for such services.

6. General Partner Notes: The general partners of the Partnership delivered non- recourse notes to the Partnership in connection with their original purchase of partnership units from the Partnership (see Item 13, "Certain Relationships and Related Transactions"). Because the notes are non-recourse, payment demand will only be made when cash distributions are made to the general partner.

Competition

The three rental properties currently owned by the Partnership are subject to competition from similar properties in their respective vicinities.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 2        PROPERTIES

The following is a brief description of location and character of the properties owned by the Partnership at December 31, 1995:


                                                Year           Percentage of
                           Number of        Construction       Occupancy at
                           Apt. Units         Completed      December 29, 1995



Manitoba Apartments         265 Units            1971             77.7%
Fort Worth, TX           Apartment Complex

Rock Island
Apartments                  154 Units            1973             96.1%
Addison, TX              Apartment Complex

Greenhaven Village
Apartments                  382 Units            1973             98.7%
Addison, TX              Apartment Complex



Manitoba Apartments competes with properties which are of similar age and construction, as well as with properties with more modern construction and amenities.

On May 5, 1995, Manitoba Apartments sustained significant damage as a result of a hailstorm which hit the Fort Worth, Texas area. Due to the damage, occupancy at the property declined approximately 20%. Repairs to the property are anticipated to be completed by the end of March, 1996, and Management is currently in the process of re-marketing and leasing the vacant units. The Partnership is presently in negotiations with the insurance carrier to reach a settlement with regard to the property damages and rental loss.

Rock Island Apartments is located midway between Dallas and Fort Worth. Rock Island competes against properties in the immediate area that are of similar construction and age. Occupancy is relatively stable and, although minimal, rent concessions are a commonly utilized marketing tool.

Greenhaven Apartments is located in a suburb of Dallas. Occupancy in this market is relatively stable. Rental concessions, although minimal, are often necessary to maintain acceptable occupancy.

For additional information with respect to the encumbrances relating to the properties of the Partnership, cash investment of the Partnership, gross amount at which properties are carried and accumulated depreciation, see Note 2 of Notes to Financial Statements. The above described property is encumbered by a mortgage loan. For information with respect to that mortgage loan, see Note 5 of Notes to Financial Statements.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 3  LEGAL PROCEEDINGS


The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                   PART II


ITEM 5 MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

To the best knowledge of the General Partner, there is no public trading market for the Partnership Units. Since such a market does not exist for the resale of the Units, market prices cannot be ascertained. There are approximately 1,748 holders of the Units as of December 31, 1995.

Cash Distributions to Partners

The following cash distributions were declared by the Partnership during the past two years:

                                         Distributions      Per Unit
             For the Quarter Ended          Declared         Amount

             March 31, 1994             $ 2,022,016.00     $  64.00
             June 30, 1994                1,295,354.00        41.00
             September 31, 1994           5,213,010.00       165.00
             December 31, 1994              189,564.00         6.00
             September 30, 1995           2,037,813.00        64.50
             December 31, 1995              379,128.00        12.00

                                        $11,136,885.00     $ 352.50

Distributions are generally paid to the Partners in the quarter subsequent to their declaration.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 6  SELECTED FINANCIAL DATA

OPERATIONAL SUMMARY
                         1995        1994        1993        1992       1991

Total revenues      $ 4,798,888 $ 5,091,207 $ 4,240,089 $ 3,998,645 $ 4,071,062

Total expenses        4,316,229   4,600,286   4,656,015   4,456,122   4,299,521
 Income (loss) from
  existing assets       482,659     490,921    (415,926)  (457,477)    (228,459)

  Operations of
  disposed properties   193,626     501,199   1,004,716  1,162,081    1,200,967

  Gain on sale of
  properties and
  note payoffs          884,737   4,182,969       -          -            -

  Gain on
  replacements
  from storm damage     455,823       -           -          -            -

  Real estate
  transactions            -           -        (355,000)     -          (65,000)

  Net income        $ 2,016,845 $ 5,175,089 $   233,790 $  704,604  $   907,508

Allocated to:
  Limited Partners  $ 2,014,562 $ 5,169,231 $   233,525 $  703,806  $   906,481
  General Partners        2,283       5,858         265        798        1,027

                    $ 2,016,845 $ 5,175,089 $   233,790 $   704,604 $   907,508
Net income per
 Partnership unit
 based on 30,034
 average Partnership
 units outstanding  $     67.15 $    172.31 $      7.78 $     23.46 $     30.22

Cash distributions
 to Partners        $ 2,227,377 $ 8,530,380 $     -     $     -     $   576,591

Cash distributions
 per Partnership Unit
 based on 31,594
 average units
 outstanding        $     70.50 $    270.00 $     -     $     -     $     18.25


FINANCIAL CONDITION SUMMARY


Net investment
 in real estate     $ 6,301,935 $ 6,215,152 $10,908,546 $10,445,574 $ 7,297,646
Wrap-around
 mortgage notes
 receivable, net          -         899,767   3,736,749   4,844,828   7,500,579
Other assets          2,582,115   3,570,985   3,108,744   3,210,271   4,150,953

 Total assets       $ 8,884,050 $10,685,904 $17,754,039 $18,500,673 $18,949,178

Mortgage notes
 payable            $ 3,774,776 $ 4,743,039 $ 8,949,785 $10,043,250 $11,065,964
Other liabilities       409,784   1,032,843     538,941     425,900     556,295

 Other liabilities    4,184,560   5,775,882   9,488,726  10,469,150  11,622,259

Partners' capital     4,699,490   4,910,022   8,265,313   8,031,523   7,326,919

 Total liabilities
 and Partners'
 capital            $ 8,884,050 $10,685,904 $17,754,039 $18,500,673 $18,949,178

 Note: The above information and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial information contained in Item 8 and elsewhere herein.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered around the Partnership's three residential apartment complexes.

The Partnership's total revenues decreased $292,319 or 6% in 1995 as compared to 1994, as a result of a $331,181 or 33% decrease in other income. This was due primarily to the recognition, during 1994, of interest income on General Partner notes.

Total revenues increased $851,118 or 20% in 1994 as compared to 1993. There was a $250,222 or 7% increase in rents and other tenant charges due primarily to increased rental revenue at Greenhaven Village Apartments and also to increased occupancy at the Partnership's Manitoba Apartments. Other income increased $600,896 or 148% due primarily to the recognition of interest income on General Partner notes.

Total expenses decreased $284,057 or 6% in 1995 as compared to 1994. Depreciation expense decreased $165,776 or 21% due primarily to the tangible personal property at Greenhaven Village Apartments having become fully depreciated in 1994. Interest expense decreased $88,004 or 19% in 1995 as compared to 1994, as a result of continued principal amortization on the Partnership's mortgage notes payable.

Total expenses decreased $55,729 or 1% in 1994 from 1993. Maintenance, custodial salaries and related expenses decreased $39,838 or 9% in 1994 from 1993, due primarily to a decrease in maintenance staff at the Partnership's Greenhaven Village Apartments along with an overall decrease in workers compensation costs at all three of the Partnership's residential apartment complexes. Interest expense decreased $127,217 or 21% in 1994 from 1993 as a result of continued principal amortization of the Partnership's mortgage notes payable.

On May 5, 1995, Manitoba Apartments sustained significant damage as a result of a hailstorm which affected the Fort Worth, Texas area. Due to the damage, occupancy at the property declined approximately 20%. As a result of the damage sustained, adjustments have been made to reduce the carrying value of the damaged apartments at Manitoba Apartments. These adjustments resulted in the Partnership recognizing a net gain from insurance proceeds related to storm damage of $455,823 (See Note 2 of Notes to Financial Statements). Repairs to the property are anticipated to be completed by the end of March, 1996, and management is currently in the process of re-marketing and leasing the vacant units. The Partnership is presently in negotiations with the insurance carrier to reach a settlement with regard to the property damage and rental loss.

On August 31, 1995, the Partnership received $1,571,039 in repayment of the Royal Oak Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal due on the wrap-around mortgage note receivable ($1,784,883); and (b) the remaining principal and accrued interest on the underlying mortgage note payable with respect to this property ($213,844). The Partnership recognized a gain of $884,737 on the payoff of this note.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The liquidity of the Partnership is dependent upon the timely receipt of cash. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial contributions. In order to protect the Partnership in the event of a reduction of cash flow, management closely monitors the Partnership's cash position, and ,when necessary, reservesadequate funds to continue to operate the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The General Partner believes that the Partnership maintains adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of the continued performance of the Partnership's rental properties, which could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations have primarily been utilized to meet debt service obligations and, when possible, distribute funds to Partners. Funds in excess of Partnership reserves resulted in distributions totaling $2,227,377.00 or $70.50 per partnership unit being paid during the year ended December 31, 1995.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V

                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           For each of the years in
                         the three year period ended

                              December 31, 1995













       Schedules omitted are not required, or the required information is included in the financial statements or the notes thereto.

                           Independent Auditors' Report

The Partners
MultiVest Real Estate Fund, Ltd. (Series V):

We have audited the accompanying statements of financial condition of MultiVest Real Estate Fund, Ltd. (Series V) (a Michigan Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MultiVest Real Estate Fund, Ltd. (Series V) (a Michigan limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


March 21, 1996                                KPMG Peat Marwick LLP
Fort Lauderdale, Florida

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                       (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1995 and 1994

       ASSETS                                    1995           1994
  Investment in real estate
    Land                                     $ 2,426,149    $ 2,426,149
    Land improvements                            315,017        315,017
    Buildings and improvements                10,732,387     11,408,970
    Construction-in-progress                     640,459         -

                                              14,114,012     14,150,136
    Less accumulated depreciation              7,812,077      7,934,984
       Net investment in real estate
       (Notes 2 and 10)                        6,301,935      6,215,152

    Wrap-around mortgage notes
       receivable (Note 4)                         -          1,969,157
    Less unamortized discount (Note 4)             -           (414,072)
    Allowance for loss on wrap-around
       mortgage notes receivable (Note 4)          -           (655,318)

                                                   -            899,767
    Other assets
       Cash                                       16,345         79,047
       Investments, at cost which
         approximates market (Note 3)          2,219,310      3,122,975
       Interest and other receivables             10,948         20,675
       Prepaid insurance and
         property taxes                          131,104        129,957
       Replacement and repair
         reserves (Note 13)                       34,197         45,086
       Escrow, deposits and other assets          92,796         89,829
       Deferred charges net of accumulated
         amortization of $20,824 and $13,573,
         respectively                             77,415         83,416

            Total other assets                 2,582,115      3,570,985

              Total assets                   $ 8,884,050    $10,685,904

    LIABILITIES AND PARTNERS' CAPITAL

    Mortgage notes payable (Note 5)          $ 3,774,776    $ 4,743,039
    Accounts payable                              80,252         72,734
    Accrued liabilities (Note 6)                 165,244        153,346
    Accrued liabilities to
       affiliates (Note 7)                        18,831         18,469
    Unfunded distributions payable                 -            655,610
    Tenants' security deposits
       and other liabilities                     145,457        132,684

            Total liabilities                  4,184,560      5,775,882

    Contingencies (Note 11)
    Partners' capital, (Notes 8 and 9)
       Limited Partners, 30,000 units          4,691,695      4,902,113
       General Partners,  1,594 units            721,495        721,609
       Less subscriptions receivable            (713,700)      (713,700)

         Total Partners' capital               4,699,490      4,910,022

            Total liabilities and
              Partners' capital              $ 8,884,050    $10,685,904




                       See Notes to Financial Statements.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                         (a Michigan limited partnership)
                             STATEMENTS OF OPERATIONS
                           For each of the years in the
                    three year period ended December 31, 1995




                                        1995          1994          1993
Revenues
   Rents and other tenant charges   $ 4,122,014  $ 4,083,152   $ 3,832,930
   Other income                         676,874    1,008,055       407,159

                                      4,798,888    5,091,207     4,240,089

Expenses
   Maintenance, custodial salaries
     and related expenses               378,599      388,198       428,036
   Real estate management fee-
     affiliate (Note 7)                 223,470      221,552       208,197
   Property taxes                       289,165      284,896       281,769
   Depreciation (Note 2)                620,500      786,276       764,440
   Amortization                           7,251       67,631        22,936
   Insurance                            141,267      149,058       179,100
   Utilities                          1,203,489    1,176,348     1,107,942
   Repairs and maintenance              684,365      655,471       686,131
   Legal and accounting                  25,115       25,630        17,294
   Interest                             381,692      469,696       596,913
   Administrative and other             361,316      375,530       363,257

                                      4,316,229    4,600,286     4,656,015

   Income (loss) from
      existing assets                   482,659      490,921      (415,926)

Operations of disposed
 properties (Note 12)                   193,626      501,199     1,004,716
Gain on sale of properties
 and note payoff                        884,737    4,182,969         -
Net gain from insurance proceeds
 related to storm damage                455,823        -             -
Provision for loss on real estate         -            -          (355,000)

   Net income                       $ 2,016,845   $ 5,175,089  $   233,790

Allocated to
   Limited partner, 30,000 units    $ 2,014,562   $ 5,169,231  $   233,525
   General partners,
    1,594 units (Note 8)                  2,283         5,858          265

                                    $ 2,016,845   $ 5,175,089  $   233,790
Net income per partnership unit
   based on 30,034 average units
   outstanding (Note 8)             $     67.15   $    172.31  $      7.78








                        See Notes to Financial Statements.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                         (a Michigan limited partnership)
                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                           For each of the years in the
                    three year period ended December 31, 1995




                                       General      Limited
                                       Partners*    Partners        Total



Partners' capital, January 1, 1993   $   10,966   $ 8,020,557   $ 8,031,523

 Net income for 1993                        265       233,525       233,790

Balance, December 31, 1993               11,231     8,254,082     8,265,313

 Net income for 1994                      5,858     5,169,231     5,175,089

 Distributions to Partners 1994        (430,380)   (8,100,000)   (8,530,380)

 Distribution of General
    Partners allocated to
    Limited Partners (Note 8)           421,200      (421,200)        -

Balance, December 31, 1994                7,909     4,902,113     4,910,022

 Net income for 1995                      2,283     2,014,562     2,016,845

 Distributions to Partners 1995        (112,377)   (2,115,000)   (2,227,377)

 Distributions of General
    Partners allocated to
    Limited Partners (Note 8)           109,980      (109,980)        -

 Partners' capital,
    December 31, 1995                $    7,795   $ 4,691,695   $ 4,699,490

Partnership units outstanding
  at December 31, 1995, 1994
  and 1993                                1,594        30,000        31,594



* General Partner units are net of subscriptions receivable for all periods presented.










                        See Notes to Financial Statements.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                         (a Michigan limited partnership)
                             STATEMENTS OF CASH FLOWS
                           For each of the years in the
                     three year period ended December 31, 1995
                 Increase (decrease) in Cash and Cash Equivalents


Operating Activities                          1995        1994         1993

  Net income                             $ 2,016,845 $ 5,175,089  $   233,790
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Amortization of discount on
       mortgage notes receivable            (213,952)   (320,928)    (320,928)
     Provision for loss on real estate         -           -          355,000
     Gain on sales of properties
       and note payoff                      (884,737) (4,182,969)       -
     Net gain from insurance proceeds
       related to storm damage              (455,823)      -            -
     Amortization                              7,251      67,631       22,936
     Depreciation                            620,500     809,640      923,048

  Changes in assets and liabilities:
     Decrease (increase) in deferred
       interest income                         -       1,096,200      (64,801)
     Decrease (increase) in interest
       and other receivables                   9,727      44,940      (30,288)
     (Increase) decrease in
       prepaid expenses                       (1,147)     26,367       22,886
     Increase in deferred charges             (1,628)    (95,062)      (2,368)
     (Increase) decrease  in escrow,
       deposits and other assets              (2,967)     44,896      (98,895)
     Increase (decrease) in accounts payable   7,518     (27,176)      67,418
     Increase (decrease) in
        accrued liabilities                   11,898     (75,440)     (30,146)
     Increase (decrease) in accrued
        liabilities to affiliates                362      (6,119        7,549
     Increase (decrease) in
        security deposits                     12,773     (52,973)      68,220
     Decrease (increase) in replacement
        and repair reserve                    10,889     (45,086)        -
     (Decrease) increase in unfunded
        distributions payable               (655,610)    655,610         -

        Net cash provided by
         operating activities                481,899    3,114,620   1,153,421

Investing Activities

  Construction-in-progress, storm damage    (640,459)       -           -
  Payment received on Great Oaks
     wrap-around mortgage note receivable      -        6,725,992       -
  Payment received on Royal Oak
    wrap-around mortgage note receivable   1,784,883        -           -
  Capital improvements to real estate       (241,571)    (280,829)   (424,975)
  Payments received on wrap-around
    mortgage notes receivable                213,952      320,928     320,928
  Proceeds from sale of properties             -        4,458,542       -

       Net cash provided by (used in)
        investing activities               1,116,805   11,224,633    (104,047)

Financing Activities

  Insurance proceeds from storm damage       630,569        -           -
  Proceeds received on Rock Island
    refinancing                                -        2,100,000       -
  Payoff of Rock Island mortgage
    note payable                               -       (2,091,861)      -
  Principal payoff on Royal Oak
    mortgage note payable                   (212,245)       -           -
  Mortgage note payoffs on
    sold properties                            -       (3,371,622)      -
  Principal payments on mortgage
    notes payable                           (756,018)    (843,263) (1,093,465)
  Distributions to partners               (2,227,377)  (8,530,380)      -

       Net cash used in
        financing activities              (2,565,071) (12,737,126) (1,093,465)

  (Decrease) increase in cash
     and cash equivalents                   (966,367)   1,602,127     (44,091)
  Cash and cash equivalents -
     beginning of year                     3,202,022    1,599,895   1,643,986

  Cash and cash equivalents -
     end of year                         $ 2,235,655  $ 3,202,022 $ 1,599,895

Non-Cash Activities

Repossession of Cambury West Apartments:
  Decrease in wrap-around mortgage
     note receivable                           -            -      (1,550,000)
  Decrease in allowance for loss on
     wrap-around mortgage note receivable      -            -         525,000
  Decrease in interest receivable              -            -          (6,458)
  Decrease in deferred interest receivable     -            -        (198,917)
  Decrease in escrow deposits                  -            -          (1,820)
  Repossession of property                     -            -       1,232,195

Repossession of Kindercare Learning Center:
  Decrease in wrap-around mortgage
     note receivable                           -            -        (185,000)
  Decrease in interest receivable              -            -            (771)
  Decrease in deferred gain on sale            -            -         101,921
  Repossession of property                     -            -          83,850



                        See Notes to Financial Statements.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                           NOTES TO FINANCIAL STATEMENTS
               For the years ended December 31, 1995, 1994 and 1993


1.  Summary of Significant Accounting Policies

    Assets

    The Partnership's assets are carried at the lower of cost or estimated fair value. All subsequent expenditures for improvements are capitalized. The costs of repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income in accordance with Statement of Financial Accounting Standards No. 66.

    The Partnership adopted Statement of Financial Accounting Standards No.
    121 - Accounting for the Impairment of Long Lived Assets and for Long
    Lived Assets to Be Disposed Of - as if January 1, 1995, and accordingly evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The implementation of this standard had no financial impact on the financial statements.


    Depreciation

    The Partnership depreciates land improvements, buildings and building improvements using the straight-line method over the estimated useful lives of the assets. Depreciation is computed using the following useful lives:

                                           Years
          Land Improvements               3 to 10
          Buildings                      16 to 28
          Building Improvements           3 to 10

 Deferred Charges

 The Partnership capitalizes certain refinancing costs which are being amortized on a straight line basis over the period of the new mortgages (from 3 to 25 years).

 Accounting for Real Estate Sales

 Sales of real estate are accounted for in accordance with Statement of Financial Accounting Standards No. 66 - Accounting for Sales of Real Estate. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transactions do not meet the remaining requirements to be recorded on the accrual basis, profit is recognized under the installment method which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur causing the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued
             For the years ended December 31, 1995, 1994 and 1993



1.    Summary of Significant Accounting Policies, continued

 Fair Value of Financial Instruments

 The fair values of the Partnership's financial instruments, including mortgage notes and accounts receivable, mortgage notes and accounts payable, accrued expenses, security deposits, and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

 Cash Equivalents

 For purposes of the Statements of Cash Flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. These investments consist principally of repurchase agreements and Treasury Bills.

 Reclassifications

 Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the presentation of 1995 results of operations.

 Storm Damage

 Property damage resulting fro a hail storm has been written off in the fourth quarter based upon estimates obtained from general contractors involved in the repair of the property. Repairs for property damage are capitalized and included in construction in progress until completed. The difference between the loss sustained and the insurance proceeds received is recorded as a gain or loss related to storm damage. Management anticipates additional proceeds to be received in 1996.

 Notes Receivable

 Notes receivable are recorded at cost less the related allowance for impaired notes receivable. The Partnership adopted the provisions of Statements of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-income Recognition and Disclosure, on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Interest is recognized on a cash basis for impaired loans. The implementation of these standards had no financial impact on the financial statements.

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                      NOTES TO FINANCIAL STATEMENTS, continued



2.   Real Estate and Accumulated Depreciation

     Real estate and accumulated depreciation at December 31, 1995 consisted of the following:


                                              Cost
                          Partnership      Capitalized  Gross Amount at Which                                  Life on Which
                           Cost to        Subsequent to  Carried at Close of                                  Depreciation in
                          Re-acquire      Re-Acquisition      Period                                          Latest Statements
                              Buildings &                     Building and        Accumulated    Date of    Date  of Operations
Description Encumbrances Land Improvements Improvements Land  Improvements  Total Depreciation Construct'n Acquired is Computed

Greenhaven
Village
Apartments
Addison, TX 1,090,039 1,999,125 2,024,132  1,955,719   1,999,125 3,979,851  5,978,976 2,277,840   1973   07/05/89  3 - 28 years

Manitoba
Apartments
Fort
Worth, TX     642,050   177,024 3,658,322  1,173,657     177,024 4,831,979  5,009,003 3,445,201   1971   12/31/73  3 - 28 years

Rock Island
Apartments
Irving, TX  2,042,687   250,000 1,833,333  1,042,700     250,000 2,876,033  3,126,033 2,089,036   1973   05/15/74  3 - 28 years


Total,
December 31,
1995        3,774,776 2,426,149 7,515,787  4,172,076  2,426,149 11,687,863 14,114,012 7,812,077


The cost basis of the properties for federal income tax purposes is substantially the same as the cost basis for financial statement purposes.


                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                    NOTES TO FINANCIAL STATEMENTS, continued




2.    Real Estate and Accumulated Depreciation, continued


                   SUMMARY OF CHANGES IN GROSS AMOUNT OF REAL ESTATE
                             AND ACCUMULATED DEPRECIATION



                                            1995         1994          1993
      Gross Amount of Real Estate

        Balance at beginning of period  $ 14,150,136 $ 18,570,861  $ 16,829,841

        Construction-in-progress             640,459        -             -

        Asset write-offs, storm damage      (918,154)       -             -

        Additions through deed acceptances     -            -         1,336,196

        Sales of properties                    -       (4,701,554)        -

        Improvements                         241,571      280,829       404,824

        Balance at close of period       $14,114,012  $14,150,136   $18,570,861


      Accumulated Depreciation

        Balance at beginning of period   $ 7,934,984  $ 7,307,315   $ 6,384,267

        Less:  Accumulated depreciation
           write off on sold properties        -         (181,971)        -

        Accumulated depreciation
           write-offs, storm damage         (743,407)       -             -

        Depreciation expense                 620,500      809,640       923,048

        Balance at close of period       $ 7,812,077  $ 7,934,984  $  7,307,315


3.    Investments                           1995              1994


        Treasury Bills                 $ 1,585,860        $ 1,883,375
        Repurchase Agreements              633,450          1,239,600

                                       $ 2,219,310        $ 3,122,975

Investments are recorded at cost, which approximates market value, and have maturities of three months or less. Yield on investments at December 31, 1995 was approximately 5.02%.

                              MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                                NOTES TO FINANCIAL STATEMENTS, continued


4. Wrap-Around Mortgage Notes Receivable

 Mortgage notes receivable at December 31, 1995 consisted of the following:


                                              Final     Periodic     Wrap-Around        Interest Income
                      Interest     Prior    Maturity     Payment    Mortgage Notes     Earned Applicable
                       Rates       Liens      Date       Terms        Receivable           to Period

                                                                   1995     1994
 Royal Oak Apartments
   Dallas, Texas         N/A       N/A      08/31/95      (A)        -    1,969,157          213,952*

  *Interest income earned prior to note payoff is included in operations of disposed properties.


                                                                      1995          1994         1993
     Balance at beginning of period, net of unamortized
       discount and allowance for losses                             899,767      8,099,767     9,309,767

        Less: Collections of principal                                 -           (320,928)     (320,928)

          Decrease in wrap-around mortgage notes receivable,
            repayment of Royal Oak Apartments                     (1,969,157)          -             -

          Decrease in wrap-around mortgage note receivable,
            repayment of Great Oaks Apartments                         -         (7,200,000)         -

          Decrease in wrap-around mortgage notes receivable,
            Kindercare Learning Center conveyance of deed in
            satisfaction of any and all claims against Mortgagor       -               -         (185,000)

          Decrease in wrap-around montage notes receivable, Cambury
            West Apartments deed accepted in lieu of foreclosure       -               -       (1,550,000)

        Add:  Recognition and amortization of discount on
              Royal Oak mortgage note receivable                     414,072        320,928       320,928

          Decrease in allowance for loss on wrap-around
            Mortgage Note receivable - Repayment of Royal
            Oak Apartments                                           655,318            -            -

          Decrease in allowance for loss on wrap-around mortgage
            note receivable on Cambury West Apartments                 -                -         525,000

     Balance at end of period                                          -            899,767     8,099,767




                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                    NOTES TO FINANCIAL STATEMENTS, continued


4.  Wrap-Around Mortgage Notes Receivable, continued

    (A) On August 31, 1995, the Partnership received $1,571,039 in repayment of the Royal Oak Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal due on the wrap-around mortgage note receivable ($1,784,883) and; (b) the remaining principal and accrued interest on the underlying mortgage note payable with respect to this property ($213,844). The Partnership recognized a gain of $884,737 on payoff of this note.

    5.   Mortgage Notes Payable

         Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:



                     Interest       Final       Monthly    Carrying Amount of
Description            Rates     Maturity Date  Payment  Mortgage Notes Payable
                                                            1995       1994

Royal Oak Apartments
  Dallas, Texas (b)     N/A          1995       $   -    $    -    $   327,784

Greenhaven Village
  Apartments
  Addison, Texas (a)    10.50%       1996        42,704   1,090,039  1,466,336

Manitoba Apartments
  Fort Worth, Texas      8.75%       1998        24,665     642,049    870,861

Rock Island Apartments
  Irving, Texas (c)      8.65%       2001        17,812   2,042,688  2,078,058


                                               $ 85,181  $3,774,776 $4,743,039

(a) On August 24, 1994, the Partnership obtained an extension for the Greenhaven Village Apartment mortgage note payable. The unpaid principal balance was $1,611,444, the interest rate remained at 10.5% and the monthly principal and interest payment is $42,704. A balloon payment including principal and interest is to be made on this note in the amount of $955,170 on May 15, 1996.

(b) On August 31, 1995, the Partnership received $1,571,039 in repayment of the Royal Oak Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal due on the wrap-around mortgage note receivable ($1,784,883); and (b) the remaining principal and accrued interest on the underlying mortgage note payable with respect to this property ($213,844). (See Note 4).

(c) On April 12, 1994, the Partnership obtained refinancing for the Rock Island Apartments mortgage note payable, and the underlying mortgage note was paid off in the amount of $2,091,861. The new note monthly principal and interest payment is $17,812, with a balloon payment in the amount of $1,792,739 due on May 1, 2001. (See note 13)

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued




5.  Mortgage Notes Payable, continued

    Principal balance, January 1, 1995               $  4,743,039

      Payoff of Royal Oak mortgage note payable          (212,245)

      Payments of principal                              (756,018)

    Principal balance, December 31, 1995             $  3,774,776


    The aggregate annual maturities on mortgage indebtedness are summarized as follows:



            1996                    $ 1,378,247
            1997                        314,422
            1998                        165,672
            1999                         49,930
            2000                         54,394
            Thereafter                1,812,111

                                    $ 3,774,776


    The mortgage notes payable are collateralized by real estate. The Partnership has no liability beyond this collateral, with the exception of $519,515 related to the Rock Island Apartments mortgage note payable.

    Cash paid during 1995, 1994 and 1993 for interest was $397,519, $627,031, and $975,029, respectively. Interest expense incurred before note payoff and property sales is included in operations of disposed properties.


6.  Accrued Liabilities

         Accrued liabilities at December 31, 1995 and 1994 consisted of:

                                         1995        1994

    Miscellaneous                    $  44,633   $  43,964
    Property taxes                     106,421      95,240
    Payroll                             14,190      14,142

                                     $ 165,244   $ 153,346

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                     NOTES TO FINANCIAL STATEMENTS, continued




7.  Related-Party Transactions

 The following list of expenses incurred and the related liabilities are a result of transactions with affiliates:


                                M.V. National           Property Analysis
                               Properties, Inc.       and Development Corp.

                           1995      1994      1993    1995     1994     1993

 Real estate management
   fee                   223,470   230,844*  261,267*   -         -        -

 Mortgage servicing fee    4,433*   11,662*   21,674*   -         -        -

 Real Estate commissions     -         -         -      -       232,550    -

 Totals                  227,903   242,506   282,941    -       232,550    -

 Accrued liabilities,
    December 31           18,831    18,469    24,588    -         -        -


 *Real estate management fees and mortgage servicing fees incurred before note payoff and property sales are included in operations of disposed properties.

  Management is of the opinion that these transactions were executed for a consideration approximating that which would have been paid to unaffiliated firms.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued




7.  Related-Party Transactions, continued

    MultiVest Real Estate, Inc. is the Corporate General Partner of the Partnership. The Partnership Agreement permits the Corporate General Partner to provide certain services to the Partnership and to employ certain affiliates of the Corporate General Partner to provide services to the Partnership and obtain reimbursement. The services provided encompass:

    (1) Real estate management services - M.V. National Properties, Inc.

    (2) Investment management services - MultiVest Real Estate, Inc.

    (3) Mortgage servicing - M.V. National Properties, Inc.

    (4) Mortgage inspection services - M.V. National Properties, Inc.

    (5) Construction management, acquisition, disposition and financing services - Property Analysis and Development Corp.

    The Partnership Agreement provides that the General Partner shall be entitled to an annual Investment Management fee of:

    (i) 9% of cash flow distributions to partners exclusive of the cash flow from proceeds of sale or refinancing, or 1/4 of 1% of gross assets calculated without respect to depreciation, whichever is less. Such fee is conditioned upon the total of cash distributed and mortgage amortization being at least 12% per annum (of which at least 7% must be cash distributions) of the Partners' current capital account on a cumulative basis commencing two years from the formation of the Partnership and on a non-cumulative basis during the first two Partnership years, and

    (ii) 9% of the distributions to partners of proceeds from sale or refinancing of properties. Such fee is conditioned upon the partners receiving 100% of their initial capital account, less the sum of all prior distributions, plus an amount equal to 12% per annum of the current capital account, as defined in the Partnership Agreement. At December 31, 1995, assuming all mortgages were ultimately collected, the partners would not have received the above described returns and no Investment Management Fee would have been earned by the General Partner.

    The Partnership Agreement also allows the Corporate General Partner to bill, at its cost, for the direct (other than salaries paid by the Corporate General Partner to its officers and directors) expenses which are incurred in performing services for the Partnership, including but not limited to, costs of accounting, statistical or bookkeeping services and computing or accounting equipment and travel, telephone, communications to all partners and other costs and expenses relating to the acquisition, financing and operation of acquired properties.

    For the year ended December 31, 1995, no affiliate of the General Partner received reimbursement for services performed by its employees or for overhead expenses attributed to the Partnership.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued




7.  Related Party Transactions, continued

    In addition, the Partnership Agreement provides that an affiliate of the Corporate General Partner may serve as a real estate broker. The Partnership Agreement limits real estate commissions, paid (regardless of to whom paid and including any commission payable to an affiliate of the Partnership) in connection with its purchases or sales of properties to not more than 6% of the total price of the property.
    The Partnership Agreement also prohibits affiliates of the Partnership from receiving a real estate commission in connection with the sale of any property by the Partnership unless the Partnership will recover from the proceeds of the sale at least 110% of the amount of the Partnership's cash investment in the property. No real estate commissions were earned by the affiliate in 1995.

    The Partnership Agreement provides that affiliates of the General Partner may be engaged to perform (a) normal property management services for fees not to exceed 5% of gross rental income; and/or (b) accounting, record keeping, data processing and other services, but only on terms that are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership with unaffiliated persons. For the year ended December 31, 1995, an affiliate earned $223,470 as its Real Estate Management Fee. In addition, an affiliate of the General Partner was engaged to service all of the mortgages owned by the Partnership (i.e. on sold properties) in accordance with the terms and conditions of a Mortgage Servicing Agreement
    between the affiliate and the Partnership.   For the year ended December 31,
    1995, the affiliate earned $4,433 for such services.

    The Partnership Agreement allows the General Partner to employ, and dismiss from employment, persons in the operation and management of the Partnership's business, including but not limited to supervisory managing agents, building management agents, real estate brokers and loan brokers, on such terms and for such compensation as the Corporate General Partner shall determine. The Corporate General Partner is empowered to employ in such capacities the Individual General Partners or an affiliate or subsidiary of the Corporate General Partner on terms comparable to those offered by unaffiliated firms.

8.  General Partner Participation in Income and Loss

    The Corporate General Partner presently owns 954 General Partnership units and 30 Limited Partnership units. Two of the four Individual General Partners each own 316 General Partnership units and two Individual General Partners each own 4 General Partnership units.

    Originally, five Individual Partners purchased an aggregate of 1,560 General Partnership units and gave the Partnership nonrecourse promissory notes, due in 1983, in payment of the purchase price of $713,700. These promissory notes are classified as subscriptions receivable. The notes bear interest at 12% per annum. The accrued interest as of December 31, 1995 was $373,450. Due to the fact that the General Partners have no liability for payment of principal and interest on the notes beyond the General Partnership Units, interest has been recorded only to the extent of cash distributions received from the Partnership, $109,980 in 1995. As of March 29, 1983, the General Partner agreed to extend the expiration of the notes as well as to defer interest and principal payments to July 28, 1984.
    On July 26, 1984, the Corporate General Partner further deferred the payments on the notes to ten (10) days after the date of written demand for payment as such demand is determined by the Corporate General Partner.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued




8.  General Partner Participation in Income and Loss, continued

    Pursuant to the Partnership Agreement, all profits, gains and losses of the Partnership are to be divided among and charged against the accounts of the Partners proportionately at the end of each fiscal year of the Partnership in the ratio which the number of Units owned by each Partner bears to the number of Units owned by all Partners as of that date.

    The Corporate General Partner and the Individual General Partners also purchased in cash an aggregate of 34 General Partner Units. These Units participate in all cash distributions as well as profit and losses of the partnership. The following schedule identifies the number of general partner units outstanding and initial partnership capital:

                                     Cash                   Non-Cash
                                     Units     Amounts        Units    Amounts

      MultiVest Real Estate, Inc.        18   $ 8,235        1,248   $ 570,960
      Wales Martindale                    4     1,830          312     142,740
      Oscar Ziemba                        4     1,830           -         -
      Gerson Geltner                      4     1,830           -         -
      Irv Gold                            4     1,830           -         -
                                         34   $15,555        1,560   $ 713,700


9.  Income Tax

    MultiVest Real Estate Fund, Ltd., Series V is a partnership and has no liability for federal income taxes. The Limited Partners include in their individual income tax returns their proportionate share of any income or loss of the Partnership.

    Net income, total assets and Partners' capital as reported in the accompanying financial statements exceed, (or are less than) net income, total assets and Partners' capital as reported in the Partnership's tax return by approximately $842,273, $(1,664,586) and $(1,664,685), respectively. The following are differences related to net income as of and for the years ended December 31:


                                         1995           1994          1993

    Income per books                 $ 2,016,845   $ 5,175,089   $   233,790
    Imputed interest                       -          (320,928)     (320,928)
    Depreciation                         262,296       413,468       267,626
    Original issue discount                -           154,805       166,618
    Net gain from insurance proceeds
      related to storm damage           (455,823)        -             -
    Rent loss income                      88,000         -             -
    Book/tax basis difference           (736,746)     (803,358)      396,285
    Provision for loss on real estate      -              -          355,000
    Other                                  -            12,856        10,000
    Tax income                       $ 1,174,572   $ 4,631,932   $ 1,108,391

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                   NOTES TO FINANCIAL STATEMENTS, continued




10. Description of Partnership Operations and Leasing Arrangements

    The Partnership operates exclusively in the real estate industry investing its funds in rental properties consisting of apartment complexes.

    The following is an analysis of the Partnership's investment in property held for rent for residential purposes as of December 31, 1995:


       Residential rental apartments          $14,114,012
       Less:  Accumulated depreciation          7,812,077

                                              $ 6,301,935


    Residential leases are for periods not exceeding one year.


11. Contingencies

    The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.

                      MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                         NOTES TO FINANCIAL STATEMENTS, continued




12. Operations of Disposed Properties


                    Kindercare                     Cambury      Old Town
                     Learning       Great Oaks       West         Villa       Royal Oak
                      Center        Apartments       Apts.     Apartments       Apts.           Total
    1995:

    Total revenues   $   -          $    -          $   -       $   -        $ 213,952     $  213,952

    Total expenses       -               -              -           -          (20,326)       193,626

    Net income       $   -          $    -          $   -       $   -        $ 193,626     $  193,626



    1994:

    Total revenues   $      88      $ 409,495       $ 155,737   $   4,013    $ 320,928     $  890,261

    Total expenses     (15,092)      (112,955)       (168,941)    (48,057)     (44,017)      (389,062)

    Net income
      (loss)         $ (15,004)     $ 296,540       $ (13,204)  $ (44,044)   $ 276,911     $  501,199


    1993:

    Total revenues   $     667      $ 784,800       $ 195,868   $ 945,600    $ 320,928     $2,247,863

    Total expenses     (16,304)      (233,767)       (100,353)   (832,917)     (59,806)    (1,243,147)

    Net income
      (loss)         $ (15,637)     $ 551,033       $  95,515   $ 112,683    $ 261,122     $1,004,716



                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                    NOTES TO FINANCIAL STATEMENTS, continued



13. Replacement and Repair Reserves

    On April 12, 1994 the Partnership obtained refinancing for the Rock Island Apartments mortgage note payable. As required by the lender, a repair reserve account was established in order to assure that certain repairs be made. In addition, a replacement reserve account was established for the funding of capital replacements throughout the term of the loan.

    The Partnership makes requests for reimbursement for capital replacements quarterly and is reimbursed for various capital replacements from this account.

14. Subsequent Events

    A distribution was declared for the quarter ended December 31, 1995, and paid to the Partnership in March 1996 in the amount of $379,128 or $12.00 per Partnership unit.



                               PART II, continued


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried on through the directors and executive officers of the General Partner, who are listed below:

RICHARD L. DAVIS, age 46, is President, Chief Executive Officer and Director of the General Partner and has been associated with the General Partner since August 1981.

JAMES F. COLGAN, age 61, is a Director of the General Partner and has served in that capacity since December 1987. Since March 1990, Mr. Colgan has been President and Director of MultiVest, Inc. From November 1987 to March 1990 he served as Chief Financial Officer of that company.

PAUL D. TOOMEY, age 45, is Vice President, Treasurer and Secretary of the General Partner and has been associated with MultiVest Real Estate, Inc. and MultiVest, Inc., in various capacities since 1972.

There is no family relationship among any of the above named executive officers and directors of the General Partner.


ITEM 11 EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The General Partner, MultiVest Real Estate, Inc. operates the Partnership.


                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

According to the Partnership's records, at January 1, 1996, a group consisting of the following entities (through their affiliates) is the only individual, entity or group which is the beneficial owner or has the rights to acquire beneficial ownership of more than 5% of the Limited Partnership units:

                      Name of             Amount & Nature of       Percentage
Title of Class     Beneficial Owner      Beneficial Ownership      of Class

$500 Limited          LF 53 LP                    40                  .133
Partnership Units

$500 Limited          LF 54 LP                   219                  .730
Partnership Units

$500 Limited          LF 75 LP                    60                  .200
Partnership Units

$500 Limited      Liquidity Fund IX               60                  .200
Partnership Units

$500 Limited      Liquidity Fund  X            1,671                 5.570
Partnership Units

$500 Limited      Liquidity Fund XI              595                 1.983
Partnership Units

$500 Limited      Liquidity Fund XIII          1,323                 4.410
Partnership Units

$500 Limited      Liquidity Fund  XIV            158                  .527
Partnership Units

$500 Limited      Liquidity Income XVI           222                  .740

$500 Limited      Liquidity Fund Special           5                  .017
Partnership Units Opportunity Associates

$500 Limited      Liquidity Fund Income          976                 3.252
Partnership Units Growth Fund 87

$500 Limited      Liquidity Income               190                  .633
Partnership Units Growth Fund 88

$500 Limited      Liquidity Fund Income           98                  .327
Partnership Units Growth Fund 89

$500 Limited      Liquidity Fund 52              713                 2.377
Partnership Units

$500 Limited      Liquidity Fund 53            1,155                 3.849
Partnership Units

$500 Limited      Liquidity Fund High Yield      210                  .700
Partnership Units Institutional Investors

$500 Limited      LFG Liquidity Interest, L.P.    33                  .110
Partnership Units

$500 Limited      Liquidity Financial Group LP    56                  .187
Partnership Units

$500 Limited      Liquidity Fund General           6                  .020
Partnership Units   Partners II
                  FBO Sean Subas

$500 Limited      Liquidity Fund General           1                  .003
Partnership Units   Partners II

       TOTAL                                   7,791                25.968

The address for the above beneficial owners is P.O. Box 882044, San Francisco, California 94188.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

There are no parents of the Partnership. MultiVest Real Estate, Inc., a Delaware corporation, serves as Corporate General Partner of the Partnership and, as such, controls its activities. The Corporate General Partner is a wholly-owned subsidiary of MultiVest, Inc., a Delaware corporation. The Corporate General Partner owns 1,266 General Partnership Units and 30 Limited Partnership Units. One of the four individual general partners owns 316 General Partnership Units and three of the individual general partners each own 4 General Partnership Units. (See Note 8 of Notes to Financial Statements).

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership Agreement provides that the General Partner shall be entitled to an Annual Investment Management Fee equal to:

(i) 9% of the cash flow distributions to partners exclusive of the cash flow from proceeds of sale or refinancing, or 1/4 of 1% of gross assets calculated without respect to depreciation, whichever is less. Such fee is conditioned upon the total of cash distributed and mortgage amortization being at least 12% per annum (or which at least 7% must be cash distributions) of the partners' current capital account on a cumulative basis commencing two years from the formation of the Partnership and on a non-cumulative basis during the first two Partnership years; plus

(ii) 9% of the distributions to partners of proceeds from sale or refinancing of properties. Such fee is conditioned upon the Partners receiving 100% of their initial capital account, less the sum of all prior distributions, plus an amount equal to 12% per annum of the current capital account, as defined in the Partnership Agreement.

At December 31, 1995, assuming all mortgages were ultimately collected, the Partners would not have received the above described returns and no Investment Management Fee would have been earned by the General Partner.

The Partnership Agreement also permits the Corporate General Partner to bill, at its cost, for the direct (other than salaries paid by the Corporate General Partner to its officers and directors) expenses which are incurred in performing services for the Partnership, including costs of accounting, statistical or bookkeeping services and computing or accounting, equipment and travel, telephone, communications to all Partners and other costs and expenses relating to the acquisition, financing and operation of acquired properties. For the year ended December 31, 1995, no affiliate of the General Partner received reimbursement for services performed by its employees and for overhead expenses attributed to the Partnership.

The Partnership Agreement also provides that an affiliate of the Corporate General Partner may serve as a real estate broker for the Partnership, but that real estate commissions paid (regardless of by whom paid and including any commission payable to an affiliate of the Partnership) in connection with its purchases or sales of properties are limited to not more than 6% of the total price of the property. In no event, however, will an affiliate of the Partnership receive a real estate commission in connection with the sale of any property by the Partnership unless the Partnership will recover from the proceeds of the sale at least 110% of the amount of the Partnership's cash investment in the property. No real estate commissions were earned by the affiliate in 1995.

Affiliates of the General Partner may be engaged to perform (a) normal property management services for fees not to exceed 5% of gross rental income; (b) accounting,

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES V record keeping, data processing and other services, but only on terms that are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership with unaffiliated persons; and/or (c) legal services at the affiliate's usual rates for such services. For the year ended December 31, 1995, an affiliate earned $223,470 as its Property Management Fee. In addition, an affiliate of the General Partner was engaged to service certain of the mortgages owned by the Partnership in accordance with the terms and conditions of a Mortgage Servicing Agreement between the affiliate and the Partnership.
For the year ended December 31, 1995, the affiliate earned $4,433 for such services.

The Partnership Agreement allows the General Partner to employ, and dismiss from employment, persons in the operation and management of the Partnership's business, including but not limited to supervisory managing agents, building management agents, real estate brokers and loan brokers, on such terms and for such compensation as the Corporate General Partner shall determine. The Corporate General Partner is empowered to employ in such capacities the Individual General Partners or an affiliate or subsidiary of the Corporate General Partner on terms comparable to those offered by unaffiliated firms.

At the time of the formation of the Partnership, the Individual General Partners of the Partnership executed promissory notes in favor of the Partnership as payment for their General Partnership Units. Each note required each of the Individual General Partners to make an interest payment to the Partnership of 4% per annum with an additional annual 8% interest payment out of cash distributions, if any, made to the Individual General Partner. The Individual General Partners have no personal liability with respect to their notes. On December 29, 1976, the General Partner, in order to enhance the viability of the Partnership and to retain the Individual General Partners (which retention was deemed desirable with regard to the tax status of the Partnership) and in order to induce the Individual General Partners to remain as such, agreed to defer, without any personal liability to the Individual General Partners, all current interest payments and future interest payment obligations until March 31, 1983. As of March 29, 1983, the General Partner agreed to extend the expiration of the notes as well as the deferment of interest and principal payments to July 28, 1984. On July 26, 1984, the Corporate General Partner further deferred the payments on the notes to ten (10) days after the date of written demand for payment as such demand is determined by the Corporate
General Partner.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V



                                   PART IV



ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           a) 1.   Financial Statements.
                   See Index on Page 2 of this Form 10-K.

              2.   Financial Statement Schedules.
                   None.

              3.   Exhibits.

                (i) Certificate of Limited Partnership - incorporated by reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 50.

                (ii) Agreement of Limited Partnership - incorporated by
                     reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 33.

           b)      Reports on Form 8-K
                   None.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES V



                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIVEST REAL ESTATE FUND, LTD.,
SERIES V, a Michigan Limited
Partnership,

By:    MULTIVEST REAL ESTATE, INC.
        a Delaware corporation
Its:    Corporate General Partner

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)


Date:   MARCH 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director


Date:   MARCH 28, 1996


        JAMES F. COLGAN

        James F. Colgan
        Director


Date:   MARCH 28, 1996


        JOHN J. KAMMERER

        John J. Kammerer
        (Principal Accounting Officer)



Date:   MARCH 28, 1996