Form 10-Q
period 1996-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1996-05-14
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1996 or



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


                                          Yes   x    No

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                          COMMISSION FILE NUMBER 0-7239
                                    FORM 10-Q
                                  March 31, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of March 31, 1996
             (Unaudited) and December 31, 1995.................................3

         Statements of Operations, for the three months
             ended March 31, 1996 and 1995 (Unaudited).........................4

         Statements of Cash Flows, for the three months ended
               March 31, 1996 and 1995 (Unaudited).............................5

         Notes to Financial Statements (Unaudited).............................6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K..................................8

ITEM 1.  FINANCIAL STATEMENTS

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                               March 31,     December 31,
                                                1996            1995
                                             (Unaudited)
  ASSETS
Investment in real estate
  Land                                      $  2,426,149   $  2,426,149
  Land improvements                              315,017        315,017
  Buildings and improvements                  11,404,454     10,732,387
  Construction-in-progress                         -            640,459

                                              14,145,620     14,114,012
     Less accumulated depreciation             7,969,099      7,812,077
        Net investment in real estate          6,176,521      6,301,935

  Other assets
  Cash                                             6,957         16,345
  Investments, at costs which
     approximates market                       1,876,900      2,219,310
  Accounts receivable                             30,851         10,948
  Replacement and repair reserves                 42,057         34,197
  Prepaid insurance and property taxes            86,594        131,104
  Escrow deposits and other assets               167,327         92,796
  Deferred charges net of accumulated amortization
     of $22,637 and $20,824, respectively         75,602         77,415

     Total other assets                        2,286,288      2,582,115

       Total assets                         $  8,462,809   $  8,884,050

  LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                      $  3,604,675   $  3,774,776
Accounts payable                                  73,873         80,252
Accrued liabilities                              123,710        165,244
Accrued liabilities to affiliates                 19,061         18,831
Tenants' security deposits and other
  liabilities                                    148,820        145,457

     Total liabilities                         3,970,139      4,184,560

Partners' capital
  Limited Partners, 30,000 units               4,485,088      4,691,695
  General Partner,   1,594 units                 721,282        721,495
     Less subscriptions receivable              (713,700)      (713,700)

     Total Partner's capital                   4,492,670      4,699,490

       Total liabilities and
          Partners' capital                 $  8,462,809   $  8,884,050

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                  Three Months Ended
                                                       March 31,

                                                 1996           1995

Revenues
  Rents and other tenant charges             $ 1,041,818    $ 1,020,654
  Other interest                                  64,467         66,270

                                               1,106,285      1,086,924

Expenses
  Maintenance, custodial salaries
     and related expenses                         95,366         95,018
  Real estate management fees                     56,999         55,970
  Property taxes                                  69,273         69,741
  Depreciation and amortization                  158,835        158,361
  Insurance                                       35,334         34,644
  Utilities                                      217,298        232,521
  Repairs and maintenance                        126,205        163,266
  Legal and accounting                             5,972         11,486
  Interest                                        85,442        101,219
  Administrative and other                        83,253         81,969

                                                 933,977      1,004,195

     Income from existing assets                 172,308         82,729

     Income from sold properties                   -             71,913

       Net income                            $   172,308    $   154,642

Allocated to
  Limited partners, 30,000 units             $   172,113    $   154,467
  General partners,  1,594 units                     195            175

                                             $   172,308    $   154,642
Net income per partnership unit
  based on 30,034 Partnership
  units outstanding                          $      5.74    $      5.15

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Three Months Ended
                                                             March 31,

                                                     1996           1995

Operating Activities

  Net income                                   $   172,308     $   154,642
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Amortization of discount on mortgage notes
       receivable                                    -             (80,232)
     Depreciation                                  157,022         156,548

  Decrease in deferred charges                       1,813             563
  Increase in accounts receivable                  (19,903)        (16,349)
  Decrease in prepaid expenses                      44,510          42,723
  Increase in escrow deposits                      (74,531)        (73,761)
  Increase in replacement and repair reserves       (7,860)         (1,291)
  (Decrease) increase in accounts payable           (6,379)         16,183
  Increase in accrued liabilities to affiliates        230             581
  (Decrease) in accrued liabilities                (41,534)        (40,889)
  Increase (decrease) in security deposits           3,363            (605)
  Decrease in unfunded distributions payable         -            (655,610)

       Net cash provided by (used in) operating
          activities                               229,039        (497,497)

Investing Activities

  Capital improvements to real estate              (31,608)        (57,690)
  Payments received on wrap-around mortgage
     notes receivable                                -              80,232

       Net cash (used in) provided by
           investing activities                    (31,608)         22,542

Financing Activities

Distribution to partners                          (379,128)       (189,564)
Principal payments on mortgage notes payable      (170,101)       (203,120)

       Net cash used in financing activities      (549,229)       (392,684)

  Decrease in cash and cash
     equivalents                                  (351,798)       (867,639)
  Cash and cash equivalents - January 1          2,235,655       3,202,022

  Cash and cash equivalents - March 31         $ 1,883,857     $ 2,334,383

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


Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform to the presentation of 1996 results of operations.

                MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                     (a Michigan limited partnership)
                              March 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on the Partnership's three residential apartment complexes.

The Partnership's total revenues increased $19,361 or 2% during the first quarter of 1996 as compared with the same period of the prior year. Rents and other tenant charges increased $21,164 or 2% due primarily to increased rental income at the Partnership's Greenhaven Village Apartments.

Total expenses decreased $70,218 or 7% for the period ending March 31, 1996 as compared to the same period of the prior year. Repairs and maintenance expense decreased $37,061 or 23% for the quarter ending March 31, 1996, as compared to the same period for 1995, primarily as a result of decreased repair requirements at Greenhaven Apartments and Manitoba Apartments. Interest expense decreased $15,777 or 16% as a result of continued amortization of the mortgage notes payable principal balances.

The liquidity of the Partnership is dependent upon the timely receipt of cash. The Partnership has no credit facilities currently in place. Limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction of cash flow, management closely monitors the Partnership's cash position and, when necessary, reserves adequate funds to continue to operate the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance as to the continued performance of the Partnership's rental properties. An unanticipated decline in the performance of the Partnership's rental properties could have a negative effect upon the long-term liquidity of the Partnership. Funds in excess of required reserves resulted in a distribution of $379,128 or $12.00 per partnership unit being paid during the quarter ended March 31, 1996.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                                 March 31, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

             (b) No report on Form 8-K has been filed during the quarter ended
                 March 31, 1996.




                                      SIGNATURES




                                      MULTIVEST REAL ESTATE FUND, LTD.,
                                      Series V, a Michigan Limited
                                      Partnership,
                                               (Registrant)

                                      By:   MULTIVEST REAL ESTATE, INC.
                                            a Delaware corporation

                                      Its:  Corporate General Partner



Date: May 14, 1996                          RICHARD L. DAVIS

                                            Richard L. Davis
                                            President -
                                            Chief Executive Officer





Date: May 14, 1996                          JOHN J. KAMMERER

                                            John J. Kammerer
                                            Principal Accounting Officer