Form 10-Q
period 1996-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1996-08-14
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996 or



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



                                  (561) 487-6700
              (Registrant's telephone number, including area code)



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


                                          Yes   x    No

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                          COMMISSION FILE NUMBER 0-7239
                                    FORM 10-Q
                                  June 30, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of June 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three and six month
             periods ended June 30, 1996 and 1995 (Unaudited). . . . . . 4

         Statements of Cash Flows, for the three months ended
               June 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                              June 30,        December 31,
                                                1996              1995
                                             (Unaudited)
  ASSETS
Investment in real estate
  Land                                      $  2,426,149     $  2,426,149
  Land improvements                              315,017          315,017
  Buildings and improvements                  11,449,925       10,732,387
  Construction-in-progress                         -              640,459

                                              14,191,091       14,114,012
     Less accumulated depreciation             8,127,851        7,812,077
        Net investment in real estate          6,063,240        6,301,935

  Other assets
  Cash                                             4,820           16,345
  Investments, at costs which
     approximates market                       1,661,483        2,219,310
  Accounts receivable                            101,483           10,948
  Replacement and repair reserves                 49,917           34,197
  Prepaid insurance and property taxes            43,151          131,104
  Escrow deposits and other assets               241,858           92,796
  Deferred charges net of accumulated
     amortization of $24,768
     and $20,824, respectively                    83,022           77,415

     Total other assets                        2,185,734        2,582,115

       Total assets                         $  8,248,974     $  8,884,050

  LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                      $  3,430,382     $  3,774,776
Accounts payable                                  84,710           80,252
Accrued liabilities                              208,511          165,244
Accrued liabilities to affiliates                 19,756           18,831
Tenants' security deposits and other
  liabilities                                    155,167          145,457

     Total liabilities                         3,898,526        4,184,560

Partners' capital
  Limited Partners, 30,000 units               4,343,011        4,691,695
  General Partner,   1,594 units                 721,137          721,495
     Less subscriptions receivable              (713,700)        (713,700)

     Total Partner's capital                   4,350,448        4,699,490

       Total liabilities and
          Partners' capital                 $  8,248,974     $  8,884,050

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,

                                  1996       1995             1996      1995


Revenues
  Rents and other tenant
    charges                  $ 1,078,161 $ 1,031,312    $ 2,119,979 $ 2,051,966
  Other interest                  77,294      88,185        141,761     154,455

                               1,155,455   1,119,497      2,261,740   2,206,421

Expenses
  Maintenance, custodial
     salaries and related
     expenses                     98,676      93,008        194,042     188,026
  Real estate management fee      58,297      56,171        115,297     112,141
  Property taxes                  69,273      69,741        138,546     139,482
  Depreciation and amortization  160,882     156,559        319,717     314,921
  Insurance                       35,334      34,644         70,668      69,288
  Utilities                      244,189     236,494        461,487     469,016
  Repairs and maintenance        160,470     180,619        286,675     343,885
  Legal and accounting             7,355       4,580         13,328      16,066
  Interest                        81,250      97,418        166,691     198,637
  Administrative and other        97,606      95,051        180,857     177,019

                               1,013,332   1,024,285      1,947,308   2,028,481

   Income from existing assets   142,123      95,212        314,432     177,940
   Income from disposed
        properties                  -         72,970           -        144,883

       Net income            $   142,123 $   168,182    $   314,432 $   322,823

Allocated to
  Limited partners,
   30,000 units              $   141,962 $   167,992    $   314,076 $   322,458
  General partners,
    1,594 units                      161         190            356         365

                             $   142,123 $   168,182    $   314,432 $   322,823
Net income per limited
  partnership unit based
  on 30,034 average units
  outstanding                $      4.73 $      5.60    $     10.47 $     10.75

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                       (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              June 30,

                                                         1996         1995

Operating Activities

  Net income                                        $   314,432    $   322,823
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation                                       315,773        311,294
     Amortization of discount on mortgage note
       receivable                                          -          (160,464)

  (Increase) decrease in deferred charges                (5,607)         2,376
  (Increase) decrease in accounts receivable            (90,535)         3,416
  Decrease in prepaid expenses                           87,953         66,298
  Increase in escrow deposits                          (149,062)      (148,020)
  Increase in replacement and repair reserves           (15,720)        (2,244)
  Increase in accounts payable                            4,458         10,218
  Increase in accrued liabilities                        43,267         43,586
  Increase in security deposits                           9,710          4,667
  Increase (decrease) in accrued
    liabilities to affiliates                               925           (106)
  Decrease in unfunded distributions payable                -          (655,610)

       Net cash provided by (used in)
          operating activities                          515,594        (201,766)

Investing Activities

  Capital improvements to real estate                   (77,078)      (128,139)
  Payments received on wrap-around mortgage
     notes receivable                                       -          160,464

       Net cash (used in) provided by
           investing activities                         (77,078)        32,325

Financing Activities

Distributions to Partners                              (663,474)      (189,564)
Principal payments on mortgage notes payable           (344,394)      (411,116)

       Net cash used in financing activities         (1,007,868)      (600,680)

  Decrease in cash and cash equivalents                (569,352)      (770,121)
  Cash and cash equivalents - January 1               2,235,655      3,202,022

  Cash and cash equivalents - June 30               $ 1,666,303    $ 2,431,901

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

                MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                     (a Michigan limited partnership)
                               June 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on the Partnership's three residential apartment complexes.

The Partnership's total revenues increased $35,958 or 3% for the three month period ended June 30, 1996, and by $55,319 or 3% for the six months ended June 30, 1996, as compared to the same periods of the prior year. Rents and other tenant charges increased for both periods by $46,849 or 5%, and $68,013 or 3%, due primarily to the increased rental revenue at the Partnership's Greenhaven Village Apartments.

Total expenses remain relatively constant for the three month period ended
June 30, 1996 as compared to the same period last year; for the six months ended June 30, 1996, expenses decreased $81,173 or 4% from last year. Repair and maintenance costs decreased $20,149 or 11% for the three months, and $57,210 or 17% for the six month period as compared to the same periods for 1995, due to a decrease in required maintenance during the period. Interest expense decreased $16,168 or 17% and $31,946 or 16% for the three and six month periods, respectively, as compared to the same periods of the prior year as a result of continued principal amortization of the Partnership's mortgage notes payable.

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

Funds generated from operations have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $663,474 or $21.00 per unit being paid during the six months ended June 30, 1996.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                                 June 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended June 30, 1996.




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



    Date: August 13, 1996               RICHARD L. DAVIS

                                        Richard L. Davis
                                        President -
                                        Chief Executive Officer





    Date: August 13, 1996               JOHN J. KAMMERER

                                        John J. Kammerer
                                        Principal Accounting Officer