Form 10-Q
period 1996-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES V
filed 1996-11-14
CIK 68841

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1996 or



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


                                          Yes   x    No

                    MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                          COMMISSION FILE NUMBER 0-7239
                                    FORM 10-Q
                                 September 30, 1996




PART I.  FINANCIAL INFORMATION:


  Item 1.    Financial Statements

         Statements of Financial Condition, as of September 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three month and nine month periods ended September 30, 1996 and 1995 (Unaudited) . . . 4

         Statements of Cash Flows, for the three months ended
               September 30, 1996 and 1995 (Unaudited) . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                             September 30,       December 31,
                                                 1996               1995
                                             (Unaudited)
  ASSETS
Investment in real estate
  Land                                       $      -           $  2,426,149
  Land improvements                                 -                315,017
  Buildings and improvements                        -             10,732,387
  Construction-in-progress                          -                640,459

                                                    -             14,114,012
     Less accumulated depreciation                  -              7,812,077
        Net investment in real estate               -              6,301,935

  Other assets
  Cash                                             3,338              16,345
  Investments, at costs which
     approximates market                      10,244,691           2,219,310
  Accounts receivable                            368,204              10,948
  Replacement and repair reserves                  -                  34,197
  Prepaid insurance and property taxes               367             131,104
  Escrow deposits and other assets                18,950              92,796
  Deferred charges net of accumulated
     amortization of $  -  and $20,824,
     respectively                                  -                  77,415

     Total other assets                       10,635,550           2,582,115

       Total assets                         $ 10,635,550        $  8,884,050

  LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                      $      -            $  3,774,776
Accounts payable                                 149,239              80,252
Accrued liabilities                                1,403             165,244
Accrued liabilities to affiliates              1,466,191              18,831
Tenants' security deposits and other
  liabilities                                      -                 145,457

     Total liabilities                         1,616,833           4,184,560

Partners' capital
  Limited Partners, 30,000 units               9,005,983           4,691,695
  General Partner,   1,594 units                 726,434             721,495
     Less subscriptions receivable              (713,700)           (713,700)

     Total Partner's capital                   9,018,717           4,699,490

       Total liabilities and
          Partners' capital                 $ 10,635,550        $  8,884,050

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,

                                   1996      1995           1996      1995


Revenues
  Rents and other tenant
   charges                     $ 1,037,179 $ 1,063,906  $ 3,157,158 $ 3,115,872
  Other interest                    85,842      95,652      227,603     250,107

                                 1,123,021   1,159,558    3,384,761   3,365,979

Expenses
  Provision for investment
    management fee due affiliate   800,000        -         800,000       -
  Maintenance, custodial salaries
    and related expenses           133,134      93,453      327,176     281,479
  Real estate management fee        55,980      55,432      171,277     167,573
  Property taxes                    72,194      69,741      210,740     209,222
  Depreciation and amortization    240,604     156,080      560,321     471,000
  Insurance                         58,863      34,644      129,531     103,932
  Utilities                        197,191     249,545      658,677     718,561
  Repairs and maintenance          167,549     182,986      454,224     526,870
  Legal and accounting               4,585         617       18,112      16,683
  Interest                          70,400      93,523      237,091     292,160
  Administrative and other          84,990      87,615      265,648     264,636

                                 1,885,490   1,023,636    3,832,797   3,052,116

  Income (loss) from
        existing assets           (762,469)    135,922     (448,036)    313,863
  Operations of disposed
        properties                    -         48,520         -        193,404

  Income from operations          (762,469)    184,442     (448,036)    507,267
  Gain from insurance proceeds     280,660        -         280,660        -
  Gain on sale of properties
       and note payoffs          5,371,235     885,121    5,371,235     885,121

       Net income              $ 4,889,426 $ 1,069,563  $ 5,203,859 $ 1.392,388

Allocated to
  Limited partners, 30,000
    units                      $ 4,883,891 $ 1,068,352  $ 5,197,968 $ 1,390,812
  General partners,  1,594
    units                            5,535       1,211        5,891       1,567
                               $ 4,889,426 $ 1,069,563  $ 5,203,859 $ 1,392,388

Net income per limited
    partnership unit based
    on 30,034 average
    units outstanding          $    162.80 $     35.61  $    173.27 $     46.36

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                       (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months
                                                      Ended September 30


                                                      1996          1995

Operating Activities

  Net income                                       $ 5,203,859    $ 1,392,388
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                                      473,354        465,561
     Amortization of discount on mortgage
       note receivable                                    -          (213,952)
     Gain from insurance proceeds                     (280,660)          -
     Gain on sale                                   (5,371,235)      (885,121)

  Decrease in deferred charges                          77,415          4,189
  Increase in accounts receivable                     (357,256)       (54,939)
  Decrease in prepaid expenses                         130,737        107,313
  Decrease (increase) in escrow deposits                73,846       (221,780)
  Decrease in replacement and repair reserves           34,197            595
  Increase in accounts payable                          68,987          7,417
  (Decrease) increase in accrued liabilities          (163,841)       109,037
  (Decrease) increase in security deposits            (145,457)        10,661
  Increase  in accrued liabilities to affiliates     1,447,360            355
  Decrease in unfunded distributions payable              -          (655,610)

       Net cash provided by operating
          activities                                 1,191,306         66,114

Investing Activities

  Net proceeds form sale of properties              11,570,000      1,784,883
  Insurance proceeds                                   280,660           -
  Capital improvements to real estate                 (370,184)      (174,734)
  Payments received on wrap-around mortgage
     notes receivable                                     -           213,952

       Net cash  provided by
       investing activities                         11,480,476      1,824,101

Financing Activities

  Distributions to Partners                           (884,632)      (189,564)
  Mortgage notes payoffs on sold properties         (3,311,806)          -
  Principal payments on mortgage notes payable        (462,970)      (802,252)

       Net cash used in financing activities        (4,659,408)      (991,816)

  Increase in cash and cash equivalents              8,012,374        898,399
  Cash and cash equivalents - January 1              2,235,655      3,202,022

  Cash and cash equivalents - September 30         $10,248,029    $ 4,100,421

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

                MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                     (a Michigan limited partnership)
                            September 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 24, 1996, the Partnership completed the sale of its remaining properties, Greenhaven Village Apartments, Manitoba Apartments, and Rock Island Apartments. The Partnership is now in the process of completing its liquidation and dissolution program.

Greenhaven Village Apartments was sold for $7,000,000 less closing costs, proration of income and expenses, a real estate commission paid to an affiliate of the Corporate General Partner of $365,000, and payoff of the underlying mortgage note. The Partnership recognized a gain on sale in the amount of $3,102,519.

Manitoba Apartments was sold for $3,000,000 less closing costs, proration of income and expenses, a real estate commission paid to an affiliate of the Corporate General Partner of $155,000, and payoff of the underlying mortgage note. The Partnership recognized a gain on sale in the amount of $1,413,104.

Rock Island Apartments was sold for $2,200,000 less closing costs, proration of income and expenses, a real estate commission paid to an affiliate of the Corporate General Partner of $110,000, and payoff of the underlying mortgage note. The Partnership recognized a gain on sale in the amount of $1,136,272.

These properties were sold along with three additional properties owned by other MultiVest partnerships on separate sales contracts to a purchaser not affiliated with the Partnership or its General Partner. Your General Partner believes that the terms and conditions of the sales were favorable to the Partnership.

On August 13, 1996, the partnership received insurance proceeds in the amount of $280,660 related to storm damage which occurred in 1995. Such funds were used to reconstruct the property.

The Partnership's total revenues decreased $36,537 or 3% for the three month period ended September 30, 1996, and remained relatively constant for the nine months ended September 30, 1996, as compared to the same periods of the prior year. Rents and other tenant charges decreased $26,727 or 3% for the quarter due primarily to the rent prorations upon the sale of the Partnership properties.

Total expenses increased $861,854 or 84% and $780,681 or 26% for the three month and nine month periods ended September 30, 1996, respectively. In accordance with the partnership agreement, a provision for investment management fee in the amount of $800,000 due the corporate General Partner has been recorded for the period ending September 30, 1996. Depreciation and amortization costs increased $84,524 or 54% for the three months, and $89,321 or 19% for the nine months ended September 30, 1996 due primarily to the full amortization of refinancing costs of Greenhaven Village and Rock Island Apartments. Interest expense decreased $23,123 or 25% and $55,069 or 19% for the three and nine month periods, respectively, as compared to the same periods of the prior year as a result of continued principal amortization of the Partnership's mortgage notes payable.

Funds generated from operations and mortgage notes receivable on sold properties have primarily been utilized to meet debt service obligations and, when possible, to distribute funds to the partners. Funds in excess of Partnership reserves resulted in distributions totaling $884,632 or $28.00 per unit being paid during the nine months ended September 30, 1996.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES V
                        (a Michigan limited partnership)
                               September 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

             (b) No report on Form 8-K has been filed during the quarter ended
                 September 30, 1996.




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



Date: NOVEMBER 14, 1996                 RICHARD L. DAVIS

                                        Richard L. Davis
                                        President -
                                        Chief Executive Officer





Date: NOVEMBER 14, 1996                 JOHN J. KAMMERER

                                        John J. Kammerer
                                        Principal Accounting Officer